Form 10-Q
period 2014-04-30
Go Public I
filed 2014-06-16
CIK 1582576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED April 30, 2014

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

[X ]Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 16, 2014: 20,000,000 shares of common stock.

TABLE OF CONTENTS

Go Public I, INC.

(A DEVELOPMENT STAGE COMPANY)

INDEX

PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS	4

Condensed Balance Sheets at April 30, 2014 (unaudited) and July 31, 2013		4

Condensed Statements of Operations for the Three Months ended April 30, 2014 and 2013 and the Nine Months ended April 30, 2014 and 2013 and for the period from July 22, 2013 (Date of Inception) through April 30, 2014 (unaudited)		5

Condensed Statements of Changes in Stockholder (Deficit) for the Period from July 22, 2013 (Date of Inception) through April 30, 2014		6

Condensed Statements of Cash Flows for the Nine Months ended April 30, 2014 and 2013 and for the Period from July 22, 2013 (Date of Inception) through April 30, 2014 (unaudited)		7

Notes to Condensed Unaudited Financial Statements		8

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	11

ITEM 4	CONTROLS AND PROCEDURES	11

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	11

ITEM 1A	RISK FACTORS

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	11

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	11

ITEM 4	MINE SAFETY DISCLOSURES	12

ITEM 5	OTHER INFORMATION	12

ITEM 6	EXHIBITS	12

SIGNATURES		12

PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

Go Public I, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	As of April 30 31, 2014 (unaudited)	As of July 31, 2013 (audited)
ASSETS
Current Assets
Prepaid expenses	$0	$2,000

Total Current Assets	—	2,000

TOTAL ASSETS	$0	$2,000

LIABILITIES & STOCKHOLDER EQUITY (DEFICIT)
Current Liabilities

Accounts payable-Related party	2,994	2,244
Accrued expenses	550	2,000

Total Current Liabilities	3,544	4,244

TOTAL LIABILITIES	3,544	4,244

Stockholders’ Equity (Deficit)
Preferred stock ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding)	—	—

Common stock ($.0001 par value, 500,000,000 shares authorized, 20,000,000 shares issued and outstanding as of April 30, 2014 and July 31, 2013)	2,000	2,000
Deficit accumulated during developmental stage	(5,544)	(4,244)

Total Stockholder (Deficit)	(3,544)	(2,244)

TOTAL LIABILITIES & STOCKHOLDER(DEFICIT)	$0	$2,000

See Accompanying Notes to Unaudited Condensed Financial Statements

Go Public I, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

		Three Months Ended April 30, 2014		Three Months Ended April 30, 2013		Nine Months Ended April 30, 2014		Nine Months Ended April 30, 2013		Period from July 22, 2013 (Date of Inception) through April 30, 2014
Revenues		$—		$—		$—		$—		$—
Total Revenues		—		—		—		—		—
General & Administrative Expenses	$		$		$		$		$
Share- based Expenses		—		—		—		—		2,000
Organization and Related Expenses		—		—		—		—		244
Professional fees		$550		$—		$1,300		$—		$3,300
Total General & Administrative Expenses		$550		$—		$1,300		$—		$5,544
Net Loss		$(550)	$			$(1,300)	$			$(5,544)
Basic and Diluted Loss Per Share		$(0.00)	$			$(0.00)	$			$(0.00)
Weighted average number of common shares outstanding		20,000,000				20,000,000				20,000,000

See Accompanying Notes to Unaudited Condensed Financial Statements

Go Public I, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER (DEFICIT)

	Common Stock	Amount	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total
July 22, 2013 (Inception) — Shares issued for services rendered at $.0001 per share, July 29, 2013	20,000,000	$2,000	$—	$—	$2,000
Net loss for the period from July 22, 2013 through July 31, 2013	—	—	—	(4,244)	(4,244)

Balance July 31, 2013 (audited)	20,000,000	2,000	—	(4,244)	(2,244)

Net loss for the period from August 1, 2013 through April 30, 2014	—	—	—	(1,300)	(1,300)

Balance April 30, 2014 (unaudited)	20,000,000	2,000	—	(5,544)	(3,544)

See Accompanying Notes to Unaudited Condensed Financial Statements

Go Public I, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended April 30, 2014	For the Nine Months Ended April 30, 2013		Period from July 22, 2013 (Date of Inception) through April 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,300)	$		$(5,544)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Common stock issued to Founder for services rendered (value)	—		—	2,000
Changes in current assets and liabilities:
Prepaid expenses	$2,000	$		$0
Accounts payable-Related party	750			2,994
Accrued expenses	$(1,450)		$—	$550
Net cash provided by (used in) operating activities	-			-

NONCASH FINANCING AND INVESTING INFORMATION:

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$—		$—	$—

Income taxes paid	$—		$—	$—

See Accompanying Notes to Unaudited Condensed Financial Statements

Go Public I, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF APRIL 30, 2014

(UNAUDITED)

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS

Go Public I, Inc. (the “Company”), a development stage company, was incorporated under the laws of the State of Delaware on July 22, 2013, with an objective to acquire, or merge with, an operating business. As of April 30, 2014 the Company had not yet commenced any operations.

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

The results of operations for the Nine month period ended April 30, 2014 are not necessarily indicative of the results for the full fiscal year ending July 31, 2014.

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

Cash AND CASH equivalents.

For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $0 at April 30, 2014 and July 31, 2013.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Income taxes.

The Company accounts for income taxes under ASC 740 Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized at April 30, 2014 or July 31, 2013.

EARNINGS (LOSS) PER SHARE.

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of April 30, 2014.

RELATED PARTY TRANSACTIONS.

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. Related party transactions for the periods ending April 30, 2014 and July 31, 2013 totaled $2,994, and were comprised solely of accounts payable.

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

Share-based expense for the nine months ended April 30, 2014 and 2013 was $0 and $0, respectively.

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

NOTE 4—PREPAID EXPENSE

Prepaid expense totaled $0 and $2,000 at April 30, 2014 and July 31, 2013 and consisted solely of prepaid audit fees.

NOTE 5—STOCKHOLDER’S EQUITY

The capitalization of the Company consists of the following classes of capital stock as of July 31, 2013 and April 30, 2013:

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

NOTE 6 – RELATED-PARTY TRANSACTIONS

Accounts payable

At April 30, 2014 and July 31, 2013 the company had a related-party payable in the amounts of $ 2,994 and $2,244 to its sole officer and shareholder.

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

RESULTS OF OPERATIONS

We have not yet commenced planned principal operations and therefore have earned no revenue and incurred no operating expenses relating to revenues. Additionally we have no prior period information as our inception date is July 22, 2013. For the three and nine months ended April 30, 2014 we incurred only audit and review expenses.

LIQUIDITY

We have no known demands or commitments and are not aware of any events or uncertainties as of April 30, 2014 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

CAPITAL RESOURCES

We had no material commitments for capital expenditures as of April 30, 2014 and July 31, 2013.

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

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2014. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended April 30, 2014 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a “smaller reporting company” defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on July 22, 2013. (1)

3.2	By-laws. (1)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended April 30, 2014. (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

 ____________________

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on August 22, 2013, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Go Public I, Inc.

(Registrant)

By: /s/ Thomas DeNunzio

Principal Executive Officer

Principal Financial Officer

Dated: June 16, 2014