Form 10-K
period 2014-01-31
Go Public I
filed 2014-10-06
CIK 1582576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED JULY 31, 2014

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-55025

Go Public I, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-1721833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

780 Reservoir Avenue, #123 Cranston, R.I.	02910
(Address of Principal Executive Offices)	(Zip Code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0001	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a small reporting company. See definition of large accelerated filer, accelerated filer and small reporting company in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Small reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[X] Yes  [ ] No

At July 31, 2014, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $2,000.

At September 27, 2014, there were 20,000,000 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

GO PUBLIC I, INC.

PART I

Item 1. Business.

Go Public I, Inc. was incorporated in the State of Delaware on July 22, 2013. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of or merger with, an existing company. The Company selected July 31st as its fiscal year end.

The Company, based on proposed business activities, is a “blank check” company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities will be undertaken by or under the supervision of Thomas DeNunzio, the sole officer and director of the Registrant. As of this date, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. The Registrant has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Registrant will consider the following kinds of factors:

(a)	Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b)	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c)	Strength and diversity of management, either in place or scheduled for recruitment;

(d)	Capital requirements and anticipated availability of required funds, to be provided by the Registrant or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e)	The cost of participation by the Registrant as compared to the perceived tangible and intangible values and potentials;

(f)	The extent to which the business opportunity can be advanced;

(g)	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h)	Other relevant factors.

Item 1A. Risk Factors.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We neither rent nor own any properties. We utilize the home office space and equipment of our management at no cost. Management estimates such amounts to be immaterial. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

ADMISSION TO QUOTATION ON THE OTC BULLETIN BOARD

We intend to have our common stock be quoted on the OTC Bulletin Board. If our securities are not quoted on the OTC Bulletin Board, a security holder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our securities. The OTC Bulletin Board differs from national and regional stock exchanges in that it:

(1) is not situated in a single location but operates through communication of bids, offers and confirmations between broker-dealers, and (2) securities admitted to quotation are offered by one or more Broker-dealers rather than the “specialist” common to stock exchanges.

To qualify for quotation on the OTC Bulletin Board, an equity security must have one registered broker-dealer, known as the market maker, willing to list bid or sale quotations and to sponsor the company listing. We do not yet have an agreement with a registered broker-dealer, as the market maker, willing to list bid or sale quotations and to sponsor the Company listing. If the Company meets the qualifications for trading securities on the OTC Bulletin Board our securities will trade on the OTC Bulletin Board until a future time, if at all. We may not now and it may never qualify for quotation on the OTC Bulletin Board.

Holders

As of September 27, 2014, there was approximately one shareholder of record of our common stock and 20,000,000 shares of common stock deemed outstanding.

Dividends and Share Repurchases

We have not paid any dividends to our shareholder.  There are no restrictions which would limit our ability to pay dividends on common equity or that are likely to do so in the future.

Issuer Purchases of Equity Securities

None.

Equity Compensation Plan Information

Not applicable.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

Not applicable.

Item 6. Selected Financial Data.

Not applicable because the Company is a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended July 31, 2014, found in this report. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of this report.

Company Overview

Go Public I, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on July 22, 2013, with an objective to acquire, or merge with, an operating business.

Recent Developments:

None.

Critical Accounting Policies

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared and actual results could differ from our estimates and such differences could be material. We have identified below the critical accounting policies which are assumptions made by management about matters that are highly uncertain and that are of critical importance in the presentation of our financial position, results of operations and cash flows.  On a regular basis, we review our accounting policies and how they are applied and disclosed in our financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Estimates are based on historical experience, management expectations for future performance, and other assumptions as appropriate. Key areas affected by estimates include the assessment of the recoverability of long-lived assets, which is based on such factors as estimated future cash flows.  We re-evaluate estimates on an ongoing basis; therefore, actual results may vary from those estimates.

Fair Values of Financial Instruments

The carrying values of cash, accounts receivable, accounts payable and accrued expenses approximate the fair values of these instruments due to their short-term nature. The carrying amount for borrowings under the financing agreement approximates fair value because of the variable market interest rates charged for these borrowings.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Capital Resources.

We had no material commitments for capital expenditures as of July 31, 2014 and 2013.

Results of Operations for the years ended July 31, 2014 and 2013

For the year ended July 31, 2014 as compared to the year ended July 31, 2013, total revenues were $0 and $0, respectively; and net losses were $3,300 and $4,244 respectively. The net losses were attributable to operating expenses.  The operating expenses for the year ended July 31, 2014 consisted solely of audit fees.  The operating expenses for the year ended July 31, 2013 were share-based compensation for our founder and sole officer and audit fees.

Liquidity

At July 31, 2014 and 2013 we had cash and cash equivalents of $0 and had working capital deficits of $2,000 and $2,244, respectively.  We have incurred no cash flows from operations since we started our business. We have spent and expect to continue to spend only those expenses and amounts necessary to maintain public company registration status. Based on our current plans, our sole officer and director will continue to fund operating expenses.

At July 31, 2014 and 2013, we had zero cash used in and provided by investing and financing activities.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

GO PUBLIC I, INC.

CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Pages

Report of Independent Registered Public Accounting Firm (RLB Certified Public Accountant PLLC)	F2

Report of Independent Registered Public Accounting Firm (Messineo & Co, CPAs LLC)	F3

Balance Sheets	F4

Statements of Operations and Comprehensive Income (Loss)	F5

Statements of Stockholders’ Deficit and Comprehensive Income	F6

Statements of Cash Flows	F7

Notes to Financial Statements	F8

-F1-

RLB Certified Public Accountant PLLC

6314 11th Avenue South - Gulfport, FL 33707-3002

Cell 727-452-4803 Email robin@rlbcpa.biz

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

GO PUBLIC I, INC.

780 Reservoir Avenue

Cranston, RI 02910

I have audited the accompanying balance sheet of Go Public I, Inc. as of July 31, 2014 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The July 31, 2013 financial statements were audited by a predecessor independent registered accounting firm that issued an unqualified opinion on August 21, 2013.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Go Public I, Inc. as of July 31, 2014, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, planned principal operations have not commenced and the Company has an accumulated deficit and negative cash flows from operating activities. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RLB Certified Public Accountant PLLC

Gulfport, Florida

September 27, 2014

-F2-

Messineo & Co, CPAs LLC 2451 N McMullen Booth Rd - Ste. 309 Clearwater, FL 33759-1362 T: (727) 421-6268 F: (727) 674-0511

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Go Public I, Inc.

780 Reservoir Avenue

Cranston, RI 02910

Email teakwood5@cox.net

We have audited the accompanying balance sheet of Go Public I, Inc. as of July 31, 2013 and the related statements of operations, stockholders' equity and cash flows for the year then ended and for the period from July 22, 2013 (inception) to July 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Go Public I, Inc. as of July 31, 2013, and the results of its operations and its cash flows for the year then ended, and for the period from July 22, 2013 (inception) to July 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had a net loss, no cash flow from operating activities, and is still in the development stage. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Messineo & Co. CPAs, LLC

Clearwater, Florida

August 21, 2013

-F3-

GO PUBLIC I, INC.

BALANCE SHEETS

	As of July 31, 2014		As of July 31, 2013
ASSETS
Current Assets
Prepaid expenses	$	---	$2,000

Total Current Assets		—	2,000

TOTAL ASSETS	$	---	$2,000

LIABILITIES & STOCKHOLDER EQUITY
Current Liabilities

Accounts payable-Related party		---	2,244
Accrued expenses		2,000	2,000

Total Current Liabilities		2,000	4,244

TOTAL LIABILITIES		2,000	4,244

COMMITMENTS AND CONTINGENCIES (Note 5)

Stockholders’ Equity (Deficit)
Preferred stock ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding)		—	—

Common stock ($.0001 par value, 500,000,000 shares authorized, 20,000,000 shares issued and outstanding as of July 31, 2014 and July 31, 2013)		2,000	2,000
Additional Paid in Capital		3,544	0
Accumulated Deficit		(7,544)	(4,244)

Total Stockholder (Deficit)		(2,000)	(2,244)

TOTAL LIABILITIES & STOCKHOLDER EQUITY	$	---	$2,000

The accompanying Notes to the Financial Statements are an integral part of these Financial Statements

-F4-

 gO public i, inc.

STATEMENTS OF OPERATIONS

		July 31, 2014		July 31, 2013
Revenues	$		$
Total Revenues		—		—
General & Administrative Expenses		$—		$244
Share-based Expenses		—		2,000
Professional fees		$3,300		$2,000
Total General & Administrative Expenses		$3,300		$4,244

Net Loss Before Income Taxes		$(3,300)		$(4,244)

Provision for Income Taxes		—		—

Net Loss		(3,300)		(4,244)
Basic and Diluted Loss Per Share		$(0.00)		$(0.00)
Weighted average number of common shares outstanding		20,000,000		20,000,000

The accompanying Notes to the Financial Statements are an integral part of these Financial Statements

-F5-

GO PUBLIC I, INC.

STATEMENTS OF CHANGES IN STOCKHOLDER (DEFICIT)

	Common Stock	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
July 22, 2013 — Shares issued for services rendered at $.0001 per share, July 29, 2013	20,000,000	$2,000	$—	$—	$2,000
Net loss for the period from July 22, 2013 through July 31, 2013	—	—	—	(4,244)	(4,244)

Balance July 31, 2013	20,000,000	2,000	—	(4,244)	(2,244)

Net loss for the period from August 1, 2013 through July 31, 2014	—	—	—	(3,300)	(3,300)
Contributed expenses			3,544		3,544

Balance July 31, 2014	20,000,000	2,000	3,544	(7,544)	(2,000)

The accompanying Notes to Financial Statements are an integral part of these Financial Statements

-F6-

  go public i, INC.

STATEMENTS OF CASH FLOWS

	July 31, 2014	July 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(3,300)	$(4,244)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Common stock issued to Founder for services rendered (value)	—	2,000
Expenses contributed to capital	$3,544	$—
Changes in current assets and liabilities:
Prepaid expenses	$2,000	$(2,000)
Accounts payable-Related party	$(2,244)	$2,244
Accrued expenses	$—	$2,000
Net cash provided by (used in) operating activities	—	—

NONCASH FINANCING AND INVESTING INFORMATION:

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$—	$—

Income taxes paid	$—	$—

The accompanying Notes to the Financial Statements are an integral part of these Financial Statements

-F7-

GO PUBLIC I, INC.

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2014

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS

Go Public I, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on July 22, 2013, with an objective to acquire, or merge with, an operating business. As of July 31, 2014 the Company had not yet identified a target to either acquire or merge with.

Note 2— Significant Accounting Policies

Basis of presentation.

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the SEC.  The Financial Statements have been prepared using the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted a July 31 fiscal year end. (See Note 3, Going Concern, regarding the assumption that the Company is a “going-concern”).

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

Cash AND CASH equivalents.

For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $0 at July 31, 2014 and July 31, 2013.

CASH FLOWS REPORTING.

The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period.

COMMITMENTS AND CONTINGENCIES.

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies at July 31, 2014 and 2013.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE.

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

A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of July 31, 2014 and 2013.

The Company files income tax returns in the United States which are subject to examination by tax authorities in these jurisdictions.  Generally, three years of returns remain subject to examination by major tax jurisdictions.   The state impact, if any, of any federal changes to prior year remains subject to examination for a period of up to five years after formal notification to the states.

The Company has evaluated tax positions in accordance with ASC 740, Income taxes, and has not identified any significant tax positions, other than those disclosed.

EARNINGS (LOSS) PER SHARE.

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of July 31, 2014.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

RELATED PARTY TRANSACTIONS.

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. Related party transactions for the period ending July 31, 2014 totaled $1,300 and were amounts contributed to capital. Related party transactions for the period ended July 31, 2013 totaled $2,244, were comprised solely of accounts payable which were reclassified in 2014 to additional paid in capital.

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

Share-based expense for the periods ended July 31, 2014 and 2013 was $0 and $2,000, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

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

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements – Going Concern; Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this update provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted but not required. As the objective of this accounting standard is to provide guidance on the disclosure of uncertainties about an entity’s ability to continue as a going concern, the adoption of this standard is not expected to impact our financial position or results of operations. The Company has chosen not to adopt the standard at this time.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved.  The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. Early adoption is permitted but not required.  As the objective of the amendments in this update is to resolve diverse accounting treatments of these particular share-based awards adoption of this guidance is not expected to impact our financial position or results of operations. The Company has chosen not to adopt the standard at this time.

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities and also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. These amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Management has early adopted the amendment. As the objective of the amendments in this update is to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities adoption of this guidance has not impacted our financial position or results of operations.

In December 2013, the FASB issued ASU 2013-12, Definition of a Public Entity. This accounting standard establishes one definition of public business entity for future use in U.S. GAAP. The amendment does not affect existing requirements. There is no actual effective date for the amendment in this Update. Adoption of this guidance did not impact our financial position or results of operations.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This accounting standard does not require new recurring disclosures. This ASU is effective for reporting periods beginning after December 15, 2013, with early adoption permitted. As the objective of this accounting standard is to provide guidance on the presentation of unrecognized tax benefits and the settling of income taxes resulting from disallowances of tax positions, the adoption of this standard has not impacted our financial position or results of operations.

NOTE 3—GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company demonstrates adverse conditions that raise substantial doubt about the Company's ability to continue as a going concern for one year following the issuance of these financial statements. These adverse conditions are negative financial trends, specifically, recurring operating losses, working capital deficiencies, negative cash flows from operating activities, and other adverse key financial ratios.

Management plans to mitigate this substantial doubt by increasing ownership equity and borrowings from related parties. There is no assurance that management's plan will be successful.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

NOTE 4—PREPAID EXPENSE

Prepaid expense totaled $0 and $2,000 at July 31, 2014 and July 31, 2013 and consisted solely of prepaid audit fees.

NOTE 5—COMMITMENTS AND CONTINGENCIES

Litigation

The Company is not presently involved in any litigation.

Lease Obligations

At July 31, 2014, the Company does not have any capital or operating leases.

NOTE 6—STOCKHOLDER’S EQUITY

The capitalization of the Company consists of the following classes of capital stock as of July 31, 2014:

*

Common stock, $0.0001 par value: 500,000,000 shares authorized; 20,000,000 shares issued and outstanding.

Holders of shares of common stock are entitled to one vote per share; voting rights are not cumulative.

*

Preferred stock, $0.0001 par value: 20,000,000 shares authorized; but not issued and outstanding.

Preferred stock has voting powers and designations, preferences, limitations and restrictions as the board of directors occasionally determines.

Common Stock

On July 29, 2013, the Board of Directors issued 20,000,000 shares of common stock to the founding shareholder in exchange for services rendered that included developing the Company’s business concept and plan and which were valued at $2,000.

Additional Paid in Capital

Operating expenses paid by a related party for the period ending July 31, 2014 totaled $1,300 and were amounts contributed to capital. Related party accounts payable at July 31, 2013 totaled $2,244 and was reclassified in 2014 to additional paid in capital.

NOTE 7—RELATED-PARTY TRANSACTIONS

Accounts payable

At July 31, 2014 and July 31, 2013 the company had a related-party payable in the amounts of $ 0 and $2,244 to its sole officer and shareholder. These amounts were reclassified to additional paid in capital.

Equity

During the period ending July 31, 2014 expenses totaling $1,300 were paid by our sole officer and shareholder and are considered contributions to capital.

On July 29, 2013, the Company issued 20,000,000 of its $0.0001 par value common stock at $0.0001 per share and totaling $2,000 to the sole director and shareholder of the Company in exchange for developing the Company’s business concept and plan.

Other

We neither rent nor own any properties. Until we pursue a viable business opportunity and recognize income, we will not seek office space. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

NOTE 8— INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of July 31, 2014 the Company has incurred net losses of $7,544 resulting in a net operating loss carryforward for income tax purposes.  Net operating losses begin expiring in 2033. The loss also results in a deferred tax asset of approximately $1,443 at the effective statutory rates totaling 34%.  The deferred tax asset has been off-set by an equal valuation allowance.

	July 31, 2014	July 31, 2013
Deferred tax asset, generated from net operating loss at statutory rates	2,565	1,443
Valuation allowance	(2,565)	(1,443)

NOTE 9—SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation no events have occurred requiring adjustment or disclosure.

-F8-

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Messineo & Co, CPAs, LLC (M&Co) of Clearwater, Florida performed the audit for the year ended July 31, 2013. On March 15, 2014, M&Co. declined to stand for reappointment as our Company’s independent auditors and the Company engaged RLB Certified Public Accountant PLLC (RLBCPA) of Gulfport, Florida, as its new registered independent public accountant. We have had no disagreements with M&Co. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, in connection with its reports. Our Board of Directors participated in and approved the decision to engage RLBCPA.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this annual report, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC.  The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.  As required under Exchange Act Rule 13a-15, the Company’s management, including the Chief Executive Officer who also serves as our Principal Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report.   Based on that evaluation, the Chief Executive Office who also serves as our Principal Financial Officer concluded that the disclosure controls and procedures are ineffective.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the   Public Company Accounting Oversight Board were: domination of management by a single individual without adequate compensating controls, lack of a majority of outside directors on board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives, and lack of an audit committee. These material weaknesses were identified by our Chief Executive Officer who also serves as our Chief Financial Officer in connection with the above annual evaluation.

Management believes that the material weaknesses did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and inadequate segregation of duties results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management recognizes that its controls and procedures would be substantially improved if we had an audit committee and two individuals serving as officers and as such is actively seeking to remediate this issue.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on the assessment, management concluded that, as of July 31, 2014, the Company’s internal control over financial reporting is ineffective based on those criteria.

The Company’s management, including its Chief Executive Officer who also serves as our Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures and its internal control processes will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We will work as quickly as possible to implement these initiatives; however, the lack of adequate working capital and positive cash flow from operations will likely slow this implementation.

Changes in Internal Control

There have been no changes in internal controls over the financial reporting that occurred during the period ending July 31, 2014,  that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Name	Age	Position(s)

Thomas DeNunzio	52	President, CEO, Secretary, Treasurer and Director

Thomas DeNunzio, President, Secretary, Treasurer and Director

Thomas DeNunzio, age 52, acts as President, Secretary, Treasurer and sole Director for the Company since its formation on July 22, 2013. From 2000 to present he has been a bankruptcy specialist and has been involved in the business of real estate for personal investment. From March 2009 to present, Mr. DeNunzio is a consultant for management of Z Holdings Group, Inc. FKA LMIC, Inc.(“ZHLD”) in which he resurrected ZHLD’s defunct corporate charter bringing ZHLD back into good standing with the Delaware Secretary of State. In addition, Mr. DeNunzio was instrumental in getting ZHLD to be an SEC reporting company. Mr. DeNunzio also acted as consultant for management in the origination of Form 10 blank check shell company Big Time Acquisition, Inc., an SEC Delaware reporting Company. Mr. DeNunzio spearheaded the merger of ZHLD into Big Time Acquisition, Inc. Additionally, in 2013 he originated Form 10 blank check shell company, Go Public, Inc.

Employees

At July 31, 2014 we had no employees.

Directors’ Term of Office

Directors will hold office until the next annual meeting of stockholders and the election and qualification of their successors.  Officers are elected annually by our board of directors and serve at the discretion of the board of directors. Presently, we have a single director, Thomas DeNunzio.

Director Independence

Although our securities do not trade on any national securities exchange, for purposes of independence we use the NASDAQ definition of independence. Our director, Thomas DeNunzio, is not independent because of his position as an executive officer of the Company.

Audit Committee and Audit Committee Financial Expert

Our sole director acts as our audit committee and compensation committee. We do not have an “audit committee financial expert,” as that term is defined in Item 407(d) of Regulation S-K promulgated under the Securities Act. The sole director believes that he is financially literate and experienced in business matters and are capable of (1) understanding generally accepted accounting principles (“GAAP”) and financial statements, (2) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (3) analyzing and evaluating our financial statements, (4) understanding internal controls and procedures for financial reporting, and (5) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the sole director believes that no audit committee member has obtained these attributes through the experience specified in the SEC's definition of “audit committee financial expert.” Further, as is the case with many small companies, it would be difficult for us to attract and retain board members who qualify as “audit committee financial experts,” and competition for such individuals is significant. The sole director believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated “audit committee financial expert.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s common stock.  Such officers, directors and persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file with the SEC.

Based solely on a review of the copies of such forms that were received by the Company, or written representations from certain reporting persons that no Form 5s were required for those persons, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company’s fiscal year ended July 31, 2014.

Code of Ethics

We have not established a Code of Ethics applicable to our officers and directors.

Procedure for Nominating Directors

In 2014, we have not made any material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Family Relationships

There are no family relationships among our directors, executive officers or persons nominated to become executive officers or directors.

Involvement in Certain Legal Proceedings

During the past ten (10) years, none of our directors, persons nominated to become directors, executive officers, promoters or control persons was involved in any of the legal proceedings listen in Item 401 (f) of Regulation S-K.

Arrangements

There are no arrangements or understandings between an executive officer, director or nominee and any other person pursuant to which he was or is to be selected as an executive officer or director.

Item 11. Executive Compensation.

There was compensation paid to our Chief Executive/Financial Officer for services rendered of $0 and $2,000 for the years ending July 31, 2014 and 2013.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the years ended July 31, 2014 and 2013.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Thomas DeNunzio Chief Executive Officer Chief Financial Officer Thomas DeNunzio Chief Executive Officer Chief Financial Officer	2014 2013	0 0	0 0	0 2,000	0 0	0 0	0 0	0 0	$0 $2,000

Option/SAR Grants in Last Fiscal Year

None.

Outstanding Equity Awards at Fiscal Year-End

None.

Compensation of Directors

The Company’s sole director received no compensation for services as director during the last fiscal year.

Equity Compensation Plan Information

Not applicable.

Employment Agreements

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock and warrants to purchase shares of our common stock as of August 23, 2014 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent of the outstanding shares of our common stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group.  As of September 27, 2014, there were 20,000,000 shares of common stock outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. The principal address of each of the stockholders listed below is c/o 780 Reservoir Avenue, Cranston, RI 02910.  We believe that all persons named in the table have sole voting and investment power with respect to shares beneficially owned by them.

Principal Stockholders Table

Name of Owner	Shares Owned	Percentage of Shares Outstanding
Thomas DeNunzio (1)	20.000,000	100%
All officers and directors as a group (1 person)	20,000,000	100%

(1) Thomas DeNunzio serves as President, Secretary, Treasurer and Director of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

None

Item 14. Principal Accounting Fees and Services.

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

		2014	2013
Audit fees	Messineo & Co CPAs, LLC	$250	$2,000
Audit fees	RLB CPAs, LLC	$3,050	$0
Audit related fees
Tax fees
All other fees

Total		$3,300	$0

Board of Directors Pre-Approval Process, Policies and Procedures

Our principal auditors have performed their audit procedures in accordance with pre-approved policies and procedures established by our sole director. Our principal auditors have informed our sole director of the scope and nature of each service provided. With respect to the provisions of services other than audit, review, or attest services, our principal accountants brought such services to the attention of our sole director prior to commencing such services.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements

1. Financial statements for our company are listed in the index under Item 8 of this document

2. All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws. (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K for the year ended July 31, 2014. (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

____________________

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on August 22, 2013, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Go Public I Inc.

(Registrant)

By: /s/ Thomas DeNunzio

Thomas DeNunzio CEO

Dated: September 27, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Thomas DeNunzio

Thomas DeNunzio CEO

Dated: September 27, 2014