Form 10-Q
period 2015-01-31
Go Public I
filed 2015-03-18
CIK 1582576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2015

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-55025

GOP & CO2, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-1721833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Chemin du Molard 10, 1196 Gland, Switzerland	1196
(Address of principal executive offices)	(Zip Code)

GO PUBLIC I, INC.

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

[X ]Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 17, 2015: 20,000,000 shares of common stock.

TABLE OF CONTENTS

GOP & CO2, INC.

f/k/a Go Public I, INC.

INDEX

PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS	4

Condensed Balance Sheets at January 31, 2015 (unaudited) and July 31, 2014		4

Condensed Statements of Operations for the Three Months ended January 31, 2015, January 31, 2014 and Six Months ended January 31, 2015, and January 31, 2014 (unaudited)		5

Condensed Statements of Changes in Stockholder (Deficit) through January 31, 2015		6

Condensed Statements of Cash Flows for the Six Months ended January 31, 2015 and 2014 (unaudited)		7

Notes to Condensed Unaudited Financial Statements		8

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	11

ITEM 4	CONTROLS AND PROCEDURES	11

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	11

ITEM 1A	RISK FACTORS

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	11

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	11

ITEM 4	MINE SAFETY DISCLOSURES	12

ITEM 5	OTHER INFORMATION	12

ITEM 6	EXHIBITS	12

SIGNATURES		12

PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

GOP & CO2, INC.

f/k/a Go Public I, INC.

CONDENSED BALANCE SHEETS

	As of January 31, 2015 (unaudited)	As of July 31, 2014 (audited)
ASSETS
Current Assets

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDER EQUITY (DEFICIT)
Current Liabilities

Accrued expenses	3,500	2,000

Total Current Liabilities	3,500	2,000

TOTAL LIABILITIES	3,500	2,000

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity (Deficit)
Preferred stock ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding)	-	-

Common stock ($.0001 par value, 500,000,000 shares authorized, 20,000,000 shares issued and outstanding as of January 31, 2015 and July 31, 2014)	2,000	2,000
Additional Paid in Capital	8,306	3,544
Accumulated Deficit	(13,806)	(7,544)

Total Stockholder (Deficit)	(3,500)	(2,000)

TOTAL LIABILITIES & STOCKHOLDER (DEFICIT)	$-	$-

See Accompanying Notes to Unaudited Condensed Financial Statements

GOP & CO2, INC.

f/k/a Go Public I, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended January 31, 2015		Three Months Ended January 31, 2014	Six Months Ended January 31, 2015		Six Months Ended January 31, 2014
Revenues	$—		$—	$—		$—
Total Revenues	—		—	—		—
General & Administrative Expenses	$762	$		$762	$
Share- based Expenses	—		—	—		—
Organization and Related Expenses	—		—	—		—
Professional fees	$4,500		$500	$5,500		$750
Total General & Administrative Expenses	$5,262		$500	$6,262		$750
Net Loss	$(5,262)		$(500)	$(6,262)		$(750)
Basic and Diluted Loss Per Share	$(0.00)		$(0.00)	$(0.00)		$(0.00)
Weighted average number of common shares outstanding	20,000,000		20,000,000	20,000,000		20,000,000

See Accompanying Notes to Unaudited Condensed Financial Statements

GOP & CO2, INC.

f/k/a Go Public I, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER (DEFICIT)

	Common Stock	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
July 22, 2013— Shares issued for services rendered at $.0001 per share, July 29, 2013	20,000,000	$2,000	$—	$—	$2,000
Net loss for the period from July 22, 2013 through July 31, 2014	—	—	—	(4,244)	(4,244)

Balance July 31, 2013 (audited)	20,000,000	2,000	—	(4,244)	(2,244)

Net loss for the period from August 1, 2013 through July 31, 2014	—	—	—	(3,300)	(3,300)
Contributed expenses	—	—	3,544	—	3,544

Balance July 31, 2014 (audited)	20,000,000	2,000	3,544	(7,544)	(2,000)

Net loss for the period from August 1, 2014 through October 31, 2014	—	—	—	(1,000)	(1,000)
Contributed expenses	—	—	2,000	—	2,000

Net loss for the period from November 1, 2014 though January 31, 2015 (unaudited)	—	—	—	(5,262)	(5,262)
Contributed expenses	—	—	762	—	762

Balance January 31, 2015	20,000,000	2,000	8,306	(13,806)	(3,500)

See Accompanying Notes to Unaudited Condensed Financial Statements

GOP & CO2, INC.

f/k/a Go Public I, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended January 31, 2015	For the Six Months Ended January 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(6,262)	$(750)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Expenses contributed to capital	$4,762	$—
Changes in current assets and liabilities:
Prepaid expenses	$—	$2,000
Accounts payable-Related party	$—	$250
Accrued expenses	$1,500	$(1,500)
Net cash provided by (used in) operating activities	—	—

NONCASH FINANCING AND INVESTING INFORMATION:

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$—	$—

Income taxes paid	$—	$—

See Accompanying Notes to Unaudited Condensed Financial Statements

GOP & CO2, INC.

f/k/a Go Public I, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JANUARY 31, 2015

(UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

GOP & CO2,Inc. (F/K/A/ Go Public I, Inc.) (the “Company”) was incorporated under the laws of the State of Delaware on July 22, 2013, with an objective to acquire, or merge with, an operating business. As of January 31, 2015 the Company had not yet commenced operations.

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

The results of operations for the six month period ended January 31, 2015 are not necessarily indicative of the results for the full fiscal year ending July 31, 2015.

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

Cash AND CASH equivalents.

For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $0 at January 31, 2015 and July 31, 2014.

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

COMMITMENTS AND CONTINGENCIES.

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments nor contingencies as of January 31, 2015 and July 31, 2014.

EARNINGS (LOSS) PER SHARE.

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of January 31, 2015.

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

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

·	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

·	Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

·	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Income taxes.

The Company accounts for income taxes under ASC 740, Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized at January 31, 2015 or July 31, 2014.

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

Share-based expense for the six months ended January 31, 2015 and 2014 was $0 and $0, respectively.

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

In February 2015, FASB issued Accounting Standards Update (ASU) No. 2015-02, Consolidation (Topic 810). The amendments in this update are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. The amendments in this update simplify the codification and reduce the number of consolidation models by eliminating the indefinite deferral of Statement 167 and placing more emphasis on the risk of loss when determining controlling financial interests. Early adoption is permitted, but not required. At this time we are not early adopting. As the objective of this standard is to reduce cost and complexity and alleviate uncertainty while maintaining or improving the usefulness of information provided to the users of financials statements, the adoption of this standard is not expected to impact our financial position or results of operations.

In January 2015, FASB issued Accounting Standards Update (ASU) No. 2015-01, Income Statement-Extraordinary and Unusual Items (Subtopic 225-20). This update eliminates from GAAP the concept of extraordinary items. The amendments in this update are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. The amendment may be applied both prospectively and retrospectively. Early adoption is permitted, but not required; as long as the standard is applied from the beginning of the fiscal year of adoption. At this time we are not early adopting. As the objective of this standard is to reduce cost and complexity and alleviate uncertainty while maintaining or improving the usefulness of information provided to the users of financials statements, the adoption of this standard is not expected to impact our financial position or results of operations.

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

In June 2014, the FAAB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities and also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. These amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein, with early application permitted. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). We early adopted this pronouncement In July 2014. As the objective of the amendments in this update is to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities our early adoption of this guidance has not impacted our financial position or results of operations.

NOTE 3 - GOING CONCERN

The accompanying financial statements are prepared on a basis of accounting assuming that the Company is a going concern that contemplates realization of assets and satisfaction of liabilities in the normal course of business. The Company has no current revenue sources. The Company’s management plans to engage in activities related to seeking a target acquisition. Because  the Company has no legally binding agreements relating to any commitment between the Company and any party to loan the Company funds the Company may have to substantially curtail or terminate its operations, which are directly related to maintaining registration status.

NOTE 4 - INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of January 31, 2015 and 2014, the Company has incurred net losses of approximately $13,800 and $5,000. . NOLs begin expiring in 2033. The loss results in a deferred tax asset of approximately $4,800 at the effective statutory rate of 35%. The deferred tax asset has been off-set by an equal valuation allowance.

	January 31,
	2015	2014
Deferred tax asset, generated from net operating loss at statutory rates	$4800	$1,750
Valuation allowance	(4,800)	(1,750)
	$—	$—

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	35.0%
Increase in valuation allowance	(35.0%)
Effective income tax rate	0.0%

NOTE 5 - STOCKHOLDER’S EQUITY

The capitalization of the Company consists of the following classes of capital stock as of January 31, 2015:

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001.

Shares shall be issuable in one or more classes and one or more series within classes. The Board of Directors will determine as necessary voting powers, designations, preferences, limitations and restrictions.

There were no shares of preferred stock issued and outstanding at January 31, 2015.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 20,000,000 shares of restricted common stock issued and outstanding at January 31, 2015.

Holders of shares of common stock are entitled to cast one vote for each share held at all stockholder meetings and for all purposes, including election of directors, Common stock does not having cumulative voting rights.

On July 29, 2013, the Board of Directors issued 20,000,000 shares of common stock, valued at $2,000 to the founding shareholder in exchange for services rendered that included developing the Company’s business concept and plan.

NOTE 6 - RELATED-PARTY TRANSACTIONS

Additional paid in capital

During the periods ended January 31, 2015 and 2014 our sole officer and director funded operating expenses by contributing additional paid in capital in the amounts of $4,762 and $0.

Total amounts contributed at January 31, 2015 and 2014 totaled $8,306. (Note 5)

Other

We neither rent nor own any properties. We currently have no policies or agreements with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

NOTE 7 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation no events have occurred requiring adjustment or disclosure to the financial statements.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In September 2014 after the change in control from Thomas DeNunzio to Jean-Francois St. Laurent, the former sole director and officer, Thomas DeNunzio, resigned. The resignation was pursuant to the share purchase agreement and was not the result of any disagreement with us on any matter relating to our operations, policies or practices. Jean-Francois St. Laurent is the controlling shareholder and is also our sole officer and director.

In December 2014 the Certificate of Incorporation was amended to change the name of the entity from Go Public I, Inc. to GOP & CO2, Inc.

FORWARD LOOKING STATEMENTS

This Quarterly Report of GOP & CO2, Inc. (F/K/A Go Public I, Inc.) on Form 10-Q contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions. These statements reflect management's best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management's Discussion and Analysis of Financial Condition and Results of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Quarterly Report on Form 10-Q. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guarantee, or warranty is to be inferred from those forward-looking statements.

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

RESULTS OF OPERATIONS

For the three months ended January 31, 2015, as compared to the three months ended January 31, 2014:

We had no revenue in either three month period.

Our operating expenses were $5,262 and $500 for three months ended January 31, 2015 and 2014. Expenses were primarily comprised of professional fees and the increase was attributable to increased audit and review fees and new accounting and consulting fees.

Our net losses were also 5,262 and $500 for the three months ended January 31, 2015 and 2014.

For the six months ended January 31, 2015, as compared to the six months ended January 31, 2014:

We had no revenue in either six month period.

Our operating expenses were $6,262 and $750 for the six months ended January 31, 2015 and 2014. Expenses were primarily comprised of professional fees and the increase was attributable to increased audit and review fees and new accounting and consulting fees.

Our net losses were also $6,262 and $750 for the six months ended January 31, 2015 and 2014.

LIQUIDITY AND CAPITAL RESOURCES

We have no known demands or commitments and are not aware of any events or uncertainties as of January 31, 2015 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditures as of January 31, 2015 and July 31, 2014.

As of January 31, 2015 we had no cash and no assets. Our current liabilities totaled $3,500 and expect related party advances or contributions to capital to fund these and future operating expenses.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer (PEO) who is also our Principal Financial Officer (PFO), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our PEO/PFO carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our PEO/PFO has concluded that our disclosure controls and procedures were not effective as January 31, 2015.

Material weaknesses noted were: lack of a functioning audit committee due to a lack of majority of independent members ; lack of a majority of outside directors on board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives affecting authorization, recordkeeping, custody of assets, and reconciliations; ineffective controls over period end financial disclosure and reporting processes; ineffective oversight of the entity’s financial reporting and internal control by those charged with governance; lack of a transfer agent; management is dominated by a single individual/small group without adequate compensating controls; and, failure by management or those charged with governance to correct previously communicated deficiencies or conclude that they will not be corrected.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended January 31, 2015 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a “smaller reporting company” defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on July 22, 2013. (1)

3.2	By-laws. (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended January 31, 2015. (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

 ____________________

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on August 22, 2013, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

GOP & CO2, Inc.

(Registrant)

By: /s/ Jean-Francois St. Laurent

Principal Executive Officer

Principal Financial Officer

Dated: March 17, 2015