Form 10-Q
period 2015-04-30
Go Public I
filed 2015-06-17
CIK 1582576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2015

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-55025

GOP & CO2, Inc.

FKA Go Public I, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-1721833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Chemin du Molard 10, 1196, Gland, Switzerland	1196
(Address of principal executive offices)	(Zip Code)

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

[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 17, 2015: 20,000,000 shares of common stock.

TABLE OF CONTENTS

GoP & CO2, INC.

FKA Go Public I, Inc.

INDEX

PART I-FINANCIAL INFORMATION

PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

GoP & CO2, INC.

FKA Go Public I, Inc.

CONDENSED BALANCE SHEETS

	As of April 30, 2015 (unaudited)	As of July 31, 2014 (audited)
ASSETS
Current Assets
Prepaid expenses	$—	$—

Total Current Assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES & STOCKHOLDER EQUITY (DEFICIT)
Current Liabilities

Accounts payable-related party	—	—
Accrued expenses	3,510	2,000

Total Current Liabilities	3,510	2,000

TOTAL LIABILITIES	3,510	2,000

Stockholders’ Equity (Deficit)
Preferred stock ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding)	—	—

Common stock ($.0001 par value, 500,000,000 shares authorized, 20,000,000 shares issued and outstanding as of April 30, 2015 and July 31, 2014)	2,000	2,000
Additional Paid in Capital	12,096	3,544
Accumulated Deficit	(17,606)	(7,544)

Total Stockholder (Deficit)	(3,510)	(2,000)

TOTAL LIABILITIES & STOCKHOLDER (DEFICIT)	$—	$—

See Accompanying Notes to Unaudited Condensed Financial Statements

GoP & CO2, INC.

FKA Go Public I, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended April 30, 2015	Three Months Ended April 30, 2014	Nine Months Ended April 30, 2015	Nine Months Ended April 30, 2014
Revenues	$—	$—	$—	$—
Total Revenues	—	—	—	—
General & Administrative Expenses	$—	$—	$762	$—
Share- based Expenses	—	—	—	—
Organization and Related Expenses	—	—	—	—
Professional fees	$3,800	$550	$9,300	$1,300
Total General & Administrative Expenses	$3,800	$550	$10,062	$1,300
Net Loss	$(3,800)	$(550)	$(10,062)	$(1,300)
Basic and Diluted Loss Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding	20,000,000	20,000,000	20,000,000	20,000,000

See Accompanying Notes to Unaudited Condensed Financial Statements

GoP & CO2, INC.

FKA Go Public I, Inc.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER (DEFICIT)

	Common Stock	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
July 22, 2013— Shares issued for services rendered at $.0001 per share, July 29, 2013	20,000,000	$2,000	$—	$—	$2,000
Net loss for the period from July 22, 2013 through July 31, 2014	—	—	—	(4,244)	(4,244)

Balance July 31, 2013 (audited)	20,000,000	2,000	—	(4,244)	(2,244)

Net loss for the period from August 1, 2013 through July 31, 2014	—	—	—	(3,300)	(3,300)
Contributed expenses	—	—	3,544	—	3,544

Balance July 31, 2014 (audited)	20,000,000	2,000	3,544	(7,544)	(2,000)

Net loss for the period October 31, 2014	—	—	—	(1,000)	(1,000)
Contributed expenses	—	—	2,000	—	2,000

Balance October 31, 2014 (unaudited)	20,000,000	2,000	5,544	(8,544)	(1,000)
Net loss for the period January 31, 2015	—	—	—	(5,262)	(5,262)
Contributed expenses	—	—	762	—	762
Balance January 31, 2015	20,000,000	2,000	8,306	(13,806)	(3,500)

Net loss for the period April 30,2015	—	—	—	(3,800)	(3,800)
Contributed expenses	—	—	3,790	—	3,790
Balance April 30,2015	20,000,000	2,000	12,096	(17,606)	(3,510)

See Accompanying Notes to Unaudited Condensed Financial Statements

GoP & CO2, INC.

FKA Go Public I, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended April 30, 2015	For the Nine Months Ended April 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(10,062)	$(1,300)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Expenses contributed to capital	8,552	—
Changes in current assets and liabilities:
Prepaid expenses	$—	$2,000
Accounts payable-Related party	$—	750
Accrued expenses	$1,510	$(1,450)
Net cash provided by (used in) operating activities	—	—

NONCASH FINANCING AND INVESTING INFORMATION:

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$—	$—

Income taxes paid	$—	$—

See Accompanying Notes to Unaudited Condensed Financial Statements

GoP & CO2, INC.

FKA Go Public I, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF APRIL 30, 2015

(UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

GOP & CO2, Inc. FKA Go Public I, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on July 22, 2013, with an objective to acquire, or merge with, an operating business. As of April 30, 2015 the Company had not yet commenced any operations.

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

The results of operations for the three month period ended April 30, 2015 are not necessarily indicative of the results for the full fiscal year ending July 31, 2015.

SHELL COMPANY STATUS.

We are considered a shell company as defined in Rule 12b-2 of the Exchange Act. Rule 12b-2 of the Exchange Act defines a “shell company” as a registrant that has “no or nominal operations” and “either no or nominal assets or assets consisting solely of cash and cash equivalents or assets consisting of any amount of cash and cash equivalents and nominal other assets.” Our shell company status prevents investor from reselling our shares under Rule 144(i) unless and until 12 months after we are no longer considered a shell company. We caution investors as to the highly illiquid nature of an investment in our shares.

Use of estimates.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates. Due to the minimal level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Fiscal year end.

The Company elected July 31st as its fiscal year ending date.

Cash AND CASH equivalents.

For the purpose of the financial statements cash equivalents include all highly liquid investments with an original maturity of three months or less. Cash and cash equivalents were $0 at April 30, 2015 and July 31, 2014.

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

COMMITMENTS AND CONTINGENCIES.

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments nor contingencies as of April 30, 2015 and July 31, 2014.

EARNINGS (LOSS) PER SHARE.

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of April 30, 2015.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Income taxes.

The Company accounts for income taxes under ASC 740, Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized at April 30, 2015 or July 31, 2014.

RELATED PARTY TRANSACTIONS.

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. Related party transactions for the nine month periods ending April 30, 2015 and 2014 totaled $8,552 and $0, respectively and were comprised solely of expenses contributed to capital by sole officer/director/shareholder. Related party amounts totaled $12,096 and $0 at April 30, 2015 and 2014 and consisted solely of expenses contributed to capital by sole officer/director/shareholder.

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

Share-based expense for the three and nine month periods ending April 30, 2015 and 2014 was $0.

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

In June 2015, FASB issued Accounting Standards Update (ASU) No. 2015-10, Technical Corrections and Updates. The amendments in this update cover a wide range of topics in the codification and are generally categorized as follows: Amendments Related to Differences between Original Guidance and the Codification; Guidance Clarification and Reference Corrections; Simplification; and, Minor Improvements. The amendments are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, but not required; at this time we are not early adopting. As the objectives of this standard are to clarify the codification; correct unintended application of guidance; eliminate inconsistencies; and, to improve the codification’s presentation of guidance, the adoption of this standard is not expected to impact our financial position or results of operations.

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

NOTE 4 - INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of April 30, 2015 and 2014, the Company has incurred net losses of $17,606 and $5,544 resulting in a net operating losses for income tax purposes. NOLs begin expiring in 2033. The loss results in a deferred tax asset of approximately $6,200 at the effective statutory rate of 35%. The deferred tax asset has been off-set by an equal valuation allowance.

	April 30,
	2015	2014
Deferred tax asset, generated from net operating loss at statutory rates	$6,200	$1,940
Valuation allowance	(6,200)	(1,940)
	$—	$—

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	35.0%
Increase in valuation allowance	(35.0%)
Effective income tax rate	0.0%

NOTE 5 – ACCRUED EXPENSES

Accrued expenses totaled $3,500 and $2,000 at April 30, 2015 and July 31, 201, respectively and consisted solely of professional fees.

NOTE 6 - STOCKHOLDER’S EQUITY (DEFICIT)

The capitalization of the Company consists of the following classes of capital stock as April 30, 2015:

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001.

Shares shall be issuable in one or more classes and one or more series within classes. The Board of Directors will determine as necessary voting powers, designations, preferences, limitations and restrictions.

There were no shares of preferred stock issued and outstanding at April 30, 2015.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 20,000,000 shares of restricted common stock issued and outstanding at April 30, 2015.

Holders of shares of common stock are entitled to cast one vote for each share held at all stockholder meetings and for all purposes, including election of directors, Common stock does not having cumulative voting rights.

On July 29, 2013, the Board of Directors issued 20,000,000 shares of common stock, valued at $2,000 to the founding shareholder in exchange for services rendered that included developing the Company’s business concept and plan. In September 2014, a share purchase agreement for all 20,000,000 shares of common stock was completed and resulted in a change in control.

Additional paid in capital

Total amounts contributed to additional paid in capital for the periods ending April 30, 2015 and 2014 totaled $12,096 and $0, respectively.

NOTE 7 - RELATED-PARTY TRANSACTIONS

Additional paid in capital

During the period ended April 30, 2015 our sole officer/director/shareholder contributed additional paid in capital in the amount of $3,790 to fund operating expenses.

During the period ended July 31, 2014 our sole officer/director/shareholder contributed additional paid in capital in the amount of $3,544 to fund operating expenses.

Total amounts contributed at April 30, 2015 totaled $12,096.

Other

We neither rent nor own any properties. Until we pursue a viable business opportunity and recognize income, we will not seek office space. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

NOTE 8 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation no events have occurred requiring adjustment or disclosure to the financial statements.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Change of Control of Registrant

In September 2014, Thomas DeNunzio, officer, director and sole shareholder of Go Public I, Inc. (the “Company”), sold all of his restricted common shares in the Company, totaling an aggregate of 20,000,000 shares of the common stock of the Company, to Jean-Francois St. Laurent in a private transaction. As a result of this transaction, Jean-Francois St. Laurent owns 100% of the issued and outstanding shares of common stock of the Company and is the now the sole shareholder of the Company.

Changes in Management of Registrant

Effective September 2014, Thomas DeNunzio resigned as President, Director, Chief Financial Officer, Chief Executive Officer, Secretary, and Treasurer. The resignation was not the result of any disagreement. Jean-Francois St. Laurent was appointed President, Director, Chief Financial Officer, Chief Executive Officer, Secretary, and Treasurer, also effective September, 2014

FORWARD LOOKING STATEMENTS

This Quarterly Report of GOP & CO2, Inc. on Form 10-Q contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions. These statements reflect management's best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management's Discussion and Analysis of Financial Condition and Results of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Quarterly Report on Form 10-Q. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guarantee, or warranty is to be inferred from those forward-looking statements.

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

RESULTS OF OPERATIONS

For the three months ended April 30, 2015, as compared to the three months ended April 30, 2014:

We had no revenue in either three month period.

Our operating expenses were $3,800 and $550 for three months ended April 30, 2015 and 2014. Expenses were primarily comprised of professional fees and the increase was attributable to increased audit and review fees and new accounting and consulting fees.

Our net losses were $3,800 and $550 for the three months ended April 30, 2015 and 2014.

For the nine months ended April 30, 2015, as compared to the nine months ended April 30, 2014:

We had no revenue in either nine month period.

Our operating expenses were $10,062 and $1,300 for the nine months ended April 30, 2015 and 2014. Expenses were comprised solely of professional fees and general and administrative expenses and the increase was primarily attributable to increased audit and review fees and new accounting and consulting fees.

Our net losses were $10,062 and $1,300 for the nine months ended April 30, 2015 and 2014.

LIQUIDITY AND CAPITAL RESOURCES

We have no known demands or commitments and are not aware of any events or uncertainties as of April 30, 2015 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditures as of April 30, 2015 and July 31, 2014.

As of April 30, 2015 we had no cash and no assets. We had current liabilities of $3,510.

In the opinion of management, available funds are not sufficient to satisfy our working capital requirements for the next twelve months. We cannot guarantee that we will obtain additional financing or generate sufficient revenues to meet our working capital requirements. Our failure to raise additional capital will negatively impact our business and, potentially, our ability to continue operations. Accordingly, the notes to our financial statements for the period ended April 30, 2015 disclose uncertainty as to our ability to continue as a going concern.

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

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2015. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended April 30, 2015 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

GOP & CO2, Inc.

(Registrant)

By: /s/ Jean-Francois St. Laurent

Jean-Francois St. Laurent

Principal Executive Officer

Principal Financial Officer

Dated: June 17, 2015