Form 10-K
period 2015-07-31
GOP & CO2, INC.
filed 2015-11-13
CIK 1582576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED JULY 31, 2015

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-55025

GOP & CO2, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-1721833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Chemin du Molard 10, 1196, Gland, Switzerland
(Address of Principal Executive Offices)	(Zip Code)

Go Public I, Inc.

780 Reservoir Avenue, #123

Cranston, RI 02910

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

[X] Yes  [ ] No

At January 31, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter, the Registrant did not have any non-affiliates. Shares of common stock held by our sole executive officer and director have been excluded from this calculation because he is deemed to be an affiliate.

At October 12, 2015, there were 20,000,000 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

GOP & CO2, INC.

PART I		PAGE
Item 1	Business	4
Item 1A	Risk Factors	5
Item 1B	Unresolved Staff Comments	6

PART I

Item 1. Business.

Unless the context otherwise requires, the terms "we," "our company," "the Company," "us," "our" and the like refer to GOP & CO2, Inc.

GOP & CO2, Inc. was incorporated in the State of Delaware on July 22, 2013. We changed our name on December 5, 2014 from Go Public I, Inc. to GOP & CO2, Inc. The Company is a “blank check” company. The Company was originally formed as a vehicle to pursue a business combination and currently has no specific business plan. The Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of or merger with, an existing company or develop its own business plan. The Company selected July 31st as its fiscal year end.

The Company, based on its proposed business activities, is a “blank check” company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets; and either: no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

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

The analysis of new business opportunities will be undertaken by or under the supervision of Jean- François St. Laurent, the sole officer and director of the Registrant. As of this date, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. The Registrant has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Registrant will consider the following kinds of factors:

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

(g)	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and,

(h)	Other relevant factors.

Item 1A. Risk Factors.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We neither rent nor own any properties. We utilize the business office space and equipment of our management at no cost. Management estimates such amounts to be immaterial. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

ADMISSION TO QUOTATION ON THE OTC BULLETIN BOARD

We intend to have our common stock be quoted on the OTC Marketplace. If our securities are not quoted on the OTC Marketplace, a security holder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our securities. The OTC Marketplace differs from national and regional stock exchanges in that it:

(1) is not situated in a single location but operates through communication of bids, offers and confirmations between broker-dealers, and (2) securities admitted to quotation are offered by one or more Broker-dealers rather than the “specialist” common to stock exchanges.

To qualify for quotation on the OTC Marketplace, an equity security must have one registered broker-dealer, known as the market maker, willing to list bid or sale quotations and to sponsor the company listing. We do not yet have an agreement with a registered broker-dealer, as the market maker, willing to list bid or sale quotations and to sponsor the Company listing. If the Company meets the qualifications for trading securities on the OTC Marketplace our securities will trade on the OTC Marketplace until a future time, if at all. We may not now and may never qualify for quotation on the OTC Marketplace.

Holders

As of October 12, 2015, there was one shareholder of record of our common stock and 20,000,000 shares of restricted common stock deemed outstanding.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended July 31, 2015, found in this report. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of this report.

Company Overview

GOP and CO2, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on July 22, 2013, with an objective to acquire, or merge with, an operating business.

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

Capital Resources.

We had no material commitments for capital expenditures as of July 31, 2015 and 2014.

Results of Operations for the years ended July 31, 2015 and 2014

For the year ended July 31, 2015 as compared to the year ended July 31, 2014, total revenues were $0 and $0, respectively; and net losses were $16,844 and $3,300 respectively. The net losses were attributable to operating expenses.  The operating expenses for the years ended July 31, 2015 consisted of audit and consulting fees.

Liquidity

At July 31, 2015 and 2014 we had cash and cash equivalents of $0 and had accumulated deficits of $ 24,388 and $7,544, respectively.  We have incurred no cash flows from operations since we started our business. We have spent and expect to continue to spend only those amounts necessary to maintain public company registration status. Based on our current plans, our sole officer and director will continue to fund operating expenses.

At July 31, 2015 and 2014, we had $4,701 and $0 provided by financing activities and $0 by investing activities. The $4,701 represents cash received for the sale of 235,055 par value $0.0001 shares of common stock at $0.02 per share.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

GOP & CO2, INC.

CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Pages

Report of Independent Registered Public Accounting Firm (RLB Certified Public Accountant PLLC)	F1

Balance Sheets	F2

Statements of Operations and Comprehensive Income (Loss)	F3

Statements of Stockholders’ Deficit and Comprehensive Income	F4

Statements of Cash Flows	F5

Notes to Financial Statements	F6

-F1-

GOP & CO2, INC.

FKA Go Public I, Inc.

BALANCE SHEETS

	As of July 31, 2015	As of July 31, 2014
ASSETS
Current Assets
Cash	$1,109	$-

Total Current Assets	1,109	-

TOTAL ASSETS	$1,109	$-

LIABILITIES & STOCKHOLDER EQUITY
Current Liabilities

Accounts payable-Related party	200	-
Accrued expenses	6,500	2,000

Total Current Liabilities	6,700	2,000

TOTAL LIABILITIES	6,700	2,000

Stockholders’ (Deficit)
Preferred stock ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding)	-	-
Common stock ($.0001 par value, 500,000,000 shares authorized, 20,000,000 shares issued and outstanding as of July 31, 2015 2014)	2,000	2,000
Common stock payable	4,701

Additional Paid in Capital	12,096	3,544
Accumulated Deficit	(24,388)	(7,544)

Total Stockholder (Deficit)	(5,591)	(2,000)

TOTAL LIABILITIES & STOCKHOLDER DEFICIT	$1,109	-

The accompanying Notes to the Financial Statements are an integral part of these Financial Statements

-F2-

 GOP & CO2, INC.

FKA Go Public I, Inc.

STATEMENTS OF OPERATIONS

		July 31, 2015		July 31, 2014
Revenues	$		$
Total Revenues		-		-
General & Administrative Expenses		$1,044		$-
Share-based Expenses		-		-
Professional fees		$15,800		$3,300
Total General & Administrative Expenses		$16,844		$3,300

Net Loss Before Income Taxes		$(16,844)		$(3,300)

Provision for Income Taxes		-		-

Net Loss		(16,844)		(3,300)
Basic and Diluted Loss Per Share		$(0.00)		$(0.00)
Weighted average number of common shares outstanding		20,000,000		20,000,000

The accompanying Notes to the Financial Statements are an integral part of these Financial Statements

-F3-

GOP & CO2, INC.

FKA Go PUBLIC I, INC.

STATEMENTS OF CHANGES IN STOCKHOLDER (DEFICIT)

	Common Stock	Amount	Common Stock Payable	Additional Paid-In Capital	Accumulated Deficit	Total
July 22, 2013 — Shares issued for services rendered at $.0001 per share, July 29, 2013	20,000,000	$2,000		$—	$—	$2,000
Net loss for the period from July 22, 2013 through July 31, 2013	—	—		—	(4,244)	(4,244)

Balance July 31, 2013	20,000,000	2,000		—	(4,244)	(2,244)

Net loss for the period from August 1, 2013 through July 31, 2014	—	—		—	(3,300)	(3,300)
Contributed expenses				3,544		3,544

Balance July 31, 2014	20,000,000	2,000		3,544	(7,544)	(2,000)
Common stock payable			4,701			4,701

Net loss for the period from August 1, 2014 through July 31, 2015					(16,844)	(16,844)
Contributed expenses				8,552		8,552
Balance July 31, 2015	20,000,000	2,000	4,701	12,096	(24,388)	(5,591)

The accompanying Notes to Financial Statements are an integral part of these Financial Statements

-F4-

GOP & CO2, INC.

FKA GO PUBLIC, INC.

STATEMENTS OF CASH FLOWS

		July 31, 2014	July 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)		$(16,844)		$(3,300)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Expenses contributed to capital		8,552		3,544
Changes in current assets and liabilities:
Prepaid expense	$	---		$2,000
Accounts payable-Related party		$200		$(2,244)
Accrued expense		$4,500		$-

Net cash (used in) operating activities		$(3,592)	$	---

FINANCING ACTIVITES
Proceeds from common stock payable		$4,701		$-

Net cash provided by Financing Activities		$4,701		$0

Net cash increase/(decrease) for the period		$1,109		$-

Beginning cash balance		$-		-
Net cash increase/(decrease) for the period		1,109		$-
Ending cash balance		$1,109		-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid		-		-
Income taxes paid		-		-

The accompanying Notes to the Financial Statements are an integral part of these Financial Statements

-F5-

GOP & CO2, INC.

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2015

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS

GOP & CO2, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on July 22, 2013, with an objective to acquire, or merge with, an operating business. As of July 31, 2015 there was a change in control, resulting in a name change from Go Public I, Inc. to GOP & CO2, Inc. and a change in shareholders.

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

SHELL COMPANY STATUS.

We are considered a shell company as defined in Rule 12b-2 of the Exchange Act. Rule 12b-2 of the Exchange Act defines a “shell company” as a registrant that has no or nominal assets; and either: no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets Our shell company status prevents investor from reselling our shares under Rule 144(i) unless and until 12 months after we are no longer considered a shell company. We caution investors as to the highly illiquid nature of an investment in our shares.

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

CASH AND CASH EQUIVALENTS.

For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $1,109 and $0 at July 31, 2015 and 2014, respectively.

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

COMMITMENTS AND CONTINGENCIES.

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies at July 31, 2015 and 2014.

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

A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized at July 31, 2015 and 2014.

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

EARNINGS (LOSS) PER SHARE.

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of July 31, 2015.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

-F6-

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

Share-based expense for the periods ended July 31, 2015 and 2014 was $0.

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

NOTE 4—PREPAID EXPENSE

Prepaid expense totaled $0 at July 31, 2015 2014.

NOTE 5—COMMITMENTS AND CONTINGENCIES

Litigation

The Company is not presently involved in any litigation.

Lease Obligations

At July 31, 2015, the Company does not have any capital or operating leases.

NOTE 6—STOCKHOLDER’S EQUITY

The capitalization of the Company consists of the following classes of capital stock as of July 31, 2015:

*

Common stock, $0.0001 par value: 500,000,000 shares authorized; 20,000,000 shares issued and outstanding.

Holders of shares of common stock are entitled to one vote per share; voting rights are not cumulative.

NOTE 7—RELATED-PARTY TRANSACTIONS

Accounts payable

At July 31, 2015 and 2014 the company had a related-party payable in the amount of $200 to its sole officer/sole director/controlling shareholder and $0 to its sole officer, director, and shareholder.

Equity

During the period ending July 31, 2015 expenses totaling $8,552 were paid by our sole officer and shareholder and are considered contributions to capital.

On July 29, 2013, the Company issued 20,000,000 of its $0.0001 par value common stock at $0.0001 per share and totaling $2,000 to the sole officer, director and shareholder of the Company in exchange for developing the Company’s business concept and plan.

NOTE 8— INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of July 31, 2015 and 2014, the Company has incurred net losses of $24,388 and $7,544 resulting in a net operating loss for income tax purposes. The utilization of these NOLs may become subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382. NOLs begin expiring in 2033. The loss results in a deferred tax asset of approximately $8,300 at the effective statutory rate of 35%. The deferred tax asset has been off-set by an equal valuation allowance.

	July 31,
	2015	2014
Deferred tax asset, generated from net operating loss at statutory rates	$8,500	$2,600
Valuation allowance	(8,500)	(2,600)
	$—	$—

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate 35.0%	35 .0%
Increase in valuation allowance (35.0%)	(35.0%)
Effective income tax rate 0.0%	0.0%

NOTE 9—SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation no events have occurred requiring adjustment or disclosure.

-F7-

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

We have had no disagreements with accountants. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, in connection with its reports.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the   Public Company Accounting Oversight Board were:

•	lack of a functioning audit committee, due to a lack of a majority of independent members;
•	lack of a majority of outside directors on board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;
•	inadequate segregation of duties consistent with control objectives affecting the functions of authorization, recordkeeping, custody of assets, and reconciliations;
•	management is dominated by a small group without adequate compensating controls;
•	ineffective controls over period end financial disclosure and reporting processes;
•	ineffective oversight of the entity’s financial reporting and internal control by management and those charged with governance; and,
•	lack of a transfer agent.

These material weaknesses were identified by our Chief Executive Officer who also serves as our Chief Financial Officer in connection with the above annual evaluation.

Management believes that the material weaknesses did not have an effect on our financial results. However, management believes that the lack of an experienced financial professional, lack of a functioning audit committee and inadequate segregation of duties results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management recognizes that its controls and procedures would be substantially improved if we had an audit committee and two individuals serving as officers and as such is actively seeking to remediate this issue.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on the assessment, management concluded that, as of July 31, 2015, the Company’s internal control over financial reporting is ineffective based on those criteria.

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

Changes in Internal Control

There have been no changes in internal controls over the financial reporting that occurred during the period ending July 31, 2015,  that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Name	Age	Position(s)

Jean- François St-Laurent	53	President, CEO, Secretary, Treasurer and Director

Jean- François St.-Laurent, President, Secretary, Treasurer and Director

Jean- François St.-Laurent , age 53, acts as President, Secretary, Treasurer and sole Director for the Company since September 1, 2014. Mr. Jean-François St. Laurent is currently, and has been for the past five years the President of the Forsythe Investment Fund, PLC which owns investments and mutual funds. He is also a member, officer, and owner of the Forsythe Group SA, located in Switzerland and Forsythe Canada. Forsythe Group SA is a Company that provides business consulting and legal services to clients while Forsythe Canada provides similar services but does not act as a financial intermediary for clients. More information about the Forsythe Group can be found at www.forsythegroup.net

Employees

At July 31, 2015 we had no employees.

Directors’ Term of Office

Directors will hold office until the next annual meeting of stockholders and the election and qualification of their successors.  Officers are elected annually by our board of directors and serve at the discretion of the board of directors. Presently, we have a single director, Jean- François St.-Laurent.

Director Independence

Although our securities do not trade on any national securities exchange, for purposes of independence we use the NASDAQ definition of independence. Our director is not independent because of his position as an executive officer of the Company.

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

Based solely on a review of the copies of such forms that were received by the Company, or written representations from certain reporting persons that no Form 5s were required for those persons, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company’s fiscal year ended July 31, 2015.

Code of Ethics

We have not established a Code of Ethics applicable to our officers and directors.

Procedure for Nominating Directors

In 2015, we have not made any material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

Item 11. Executive Compensation.

There was compensation paid to our Chief Executive/Financial Officer for services rendered of $0 and $0 for the years ending July 31, 2015 and 2014.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the years ended July 31, 2015 and 2014.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Jean- François St. Laurent Chief Executive Officer Chief Financial Officer Jean- François St. Laurent Chief Executive Officer Chief Financial Officer	2015 2014	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Option Grants in Last Fiscal Year

None.

Outstanding Equity Awards at Fiscal Year-End

None.

Compensation of Directors

The Company’s sole director received no compensation for services as director during the last fiscal year.

Equity Compensation Plan Information

Not applicable.

Employment Agreements

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock and warrants to purchase shares of our common stock as of October 22, 2015 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent of the outstanding shares of our common stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group.  As of October 22, 2015 , there were 20,000,000 shares of common stock outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. The principal address of each of the stockholders listed below is c/o 780 Reservoir Avenue, Cranston, RI 02910.  We believe that all persons named in the table have sole voting and investment power with respect to shares beneficially owned by them.

Principal Stockholders Table

Name of Owner	Shares Owned	Percentage of Shares Outstanding
Jean-François St. Laurent-(1)	20.000,000	100%
All officers and directors as a group (1 person)	20,000,000	100%

(1) Jean-François St. Laurent serves as President, Secretary, Treasurer and Director of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

None

Item 14. Principal Accounting Fees and Services.

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

		2015	2014
Audit fees	Messineo & Co. CPAs, LLC	$0	$250
Audit fees	RLB CPA, PLLC	$7,300	$3,050
Audit related fees
Tax fees
All other fees

Total		$7,300	$3,300

Board of Directors Pre-Approval Process, Policies and Procedures

Our principal auditor has performed audit procedures in accordance with pre-approved policies and procedures established by our sole director. Our principal auditor has informed our sole director of the scope and nature of each service provided. With respect to the provisions of services other than audit, review, or attest services, our principal accountant brought such services to the attention of our sole director prior to commencing such services.

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

_______________________________________________________________________________________________

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

GOP & CO2, Inc.

(Registrant)

By: Jean-François St. Laurent

Jean-François St. Laurent, CEO

Dated: November 13, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: Jean-François St. Laurent

Jean-François St. Laurent, CEO

Dated: November 13, 2015