Form 10-K/A
period 2015-07-31
GOP & CO2, INC.
filed 2016-02-04
CIK 1582576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

GOP & CO2, Inc.  (the “Company”) is filing this Amendment No. 1 to its Form 10-K for the year ended July 31, 2015 originally filed with the Securities and Exchange Commission on November 13, 2015, (the “2015 Form 10-K”) solely for the purpose of filing an audit report of RLB Certified Public Accountant, PLLC, an independent registered public accounting firm that was received by the Company on October 15, 2015 but inadvertently excluded in the 2015 Form 10-K.

No item of or disclosures appearing in the Company’s 2015 Form 10-K are affected by this filing other than the audit report described above. This report on Form 10-K/A is presented as of the filing date of the 2015 Form 10-K and does not reflect events occurring after that date, or modify or update disclosures in any way.

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

Market Information

ADMISSION TO QUOTATION ON THE OTC MARKETPLACE

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

GOP & CO2, Inc.

Chemin du Molard 10, 1196

Gland, Switzerland

I have audited the accompanying balance sheets of GOP & CO2, Inc. as of July 31, 2015 and 2014 and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GOP & CO2, Inc. as of July 31, 2015 and 2014 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no source of revenue, an accumulated deficit, and negative cash flow from operating activities. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. My opinion is not modified with respect to this matter.

RLB Certified Public Accountant PLLC

St Petersburg, Florida

October 15, 2015

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

Dated: February 4, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: Jean-François St. Laurent

Jean-François St. Laurent, CEO

Dated: February 4, 2016